Form 10-K
period 2004-12-31
BANK OF AMERICA MORTGAGE SEC INC MOR PA TH CERT SER 2002-F
filed 2005-03-24
CIK 1176264

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934



      Commission File Number:  333-74544-13


        Bank of America Mortgage Securities, Inc.
        Mortgage Pass-Through Certificates, Series 2002-F
        Bank of America Mortgage 2002-F Trust

       (Exact name of registrant as specified in its charter)



   New York                                       61-1430162
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Bank of America, N.A., as Servicer
   101 S. Tryon St.
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

      Yes  X     No  ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

       Yes  ____     No X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.







  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.


     Documents Incorporated by Reference

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





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5. Market for registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.


            None. The Trust was terminated through exercise of a clean-up call in 2004.


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

  Item 9B. Other Information.

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

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form
           8-K on March 10, 2003).

     (31.1) Rule 13a-14(a)/15d-14(a) Certification.

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2004.

     (99.2) Annual Statements of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 2004.

    (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

    (c) Not Applicable.

                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Bank of America Mortgage Securities, Inc.
    Mortgage Pass-Through Certificates, Series 2002-F
    Bank of America Mortgage 2002-F Trust
    (Registrant)



  Signed:  Bank of America, N.A., as Servicer

  By: /s/  Robert Caruso
      Name:  Robert Caruso
      Title: Senior Vice President
      Dated: March 21, 2005

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

Exhibit Index

  Exhibit No.

   4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on March 10, 2003).

  31.1      Rule 13a-14(a)/15d-14(a) Certification.

  99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2004.

  99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2004.

                                                                    Exhibit 31.1

                                  Certification

I, Robert Caruso, a Senior Vice President of Bank of America, N.A., certify that:

1. I have reviewed this annual report on Form 10-K, and all monthly current reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of the Bank of America Mortgage 2002-F Trust (the "Trust") formed pursuant to the Pooling and Servicing Agreement, dated June 26, 2002, among Bank of America Mortgage Securities, Inc., Bank of America, N.A. and The Bank of New York (the "Agreement");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the Agreement for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the Agreement and based upon my knowledge and the annual compliance review required under the Agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the Agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: The Bank of New York.


                                          By:   /s/ Robert Caruso
                                          Name:  Robert Caruso
                                          Title: Senior Vice President
                                          Dated: March 8, 2005

EX-99.1


  (Logo) PricewaterhouseCoopers


  PricewaterhouseCoopers LLP
  214 N. Tryon Street
  Ste 3600
  Charlotte NC 28202

  Telephone (704) 344 7500
  Facsimile (704) 344 4100


  Report of Independent Accountants

  To the Board of Directors and Shareholder of Bank of America, N.A.

  We have examined management's assertion concerning the mortgage division of Bank of America, N.A.'s (the "Company"), an operating division of Bank of America, N.A., compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see
  Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

  Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

  In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


  /s/ PriceWaterhouseCoopers LLP
  March 11, 2005

                                                                 Exhibit 1

  Bank of America
  (Logo)

  Bank of America
  475 CrossPoint Parkway
  PO Box 9000
  Getzville, NY 14068-9000

  Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


  March 11, 2005

  As of and for the year ended December 31, 2004, Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

  As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $325,000,000 and $180,000,000, respectively.


  /s/ Floyd S. Robinson
  Floyd S. Robinson
  Senior Vice President
  President Consumer Real Estate
  Bank of America, N.A.

  /s/ H. Randall Chestnut
  H. Randall Chestnut
  Senior Vice President
  Bank of America, N.A.

  /s/ Mike Kula
  Mike Kula
  Senior Vice President
  Finance Executive
  Bank of America, N.A.

  /s/ Robert Caruso
  Robert Caruso
  Senior Vice President
  National Servicing Executive
  Bank of America, N.A.

  /s/ J. Mark Hanson
  J. Mark Hanson
  Senior Vice President
  Bank of America, N.A.

EX-99.2


                    BANK OF AMERICA MORTGAGE SECURITIES, INC.
                       MORTGAGE PASS-THROUGH CERTIFICATES,
                      SERIES SET FORTH ON EXHIBIT I HERETO

                 OFFICER'S CERTIFICATE PURSUANT TO SECTION 3.18
                  OF THE AGREEMENTS LISTED ON EXHIBIT I HERETO
                  --------------------------------------------

            I, H. Randall Chestnut, Senior Vice President of Bank of America, N.A., as servicer (the "Servicer"), hereby certify pursuant to Section 3.18 of the Pooling and Servicing Agreements listed on Exhibit I hereto (collectively, the "Agreements") that: (a) a review of the activities of the Servicer during calendar year 2004 and of the performance of the Servicer under the Agreements has been made under my supervision, and (b) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreements throughout calendar year 2004.

Dated:  March 12, 2005


                                       BANK OF AMERICA, N.A.,
                                          as Servicer


                                       By:    /s/ H. Randall Chestnut
                                       Name:  H. Randall Chestnut
                                       Title: Senior Vice President

                                                                     EXHIBIT I


                PARTIES                    DATE OF POOLING         SERIES
                                              AGREEMENT
===============================================================================

Bank of America Mortgage Securities,    March 29, 2001             2001-4
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Bank of America Mortgage Securities,    November 27, 2001          2001-G
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    November 27, 2001          2001-11
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    December 20, 2001          2001-H
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    December 20, 2001          2001-12
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    January 24, 2002           2002-A
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    January 24, 2002           2002-1
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    February 21, 2002          2002-B
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    February 21, 2002          2002-2
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    March 26, 2002             2002-3
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    April 25, 2002             2002-4
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    April 25, 2002             2002-C
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    April 26, 2002             2002-5
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    May 23, 2002               2002-D
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    May 23, 2002               2002-E
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    June 26, 2002              2002-F
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    June 25, 2002, as          2002-6
Inc., Bank of America, N.A. and The     amended by Amendment
Bank of New York                        No. 1, dated July 12,
                                        2002


Bank of America Mortgage Securities,    June 26, 2002              2002-G
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    July 25, 2002              2002-7
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    July 25, 2002              2002-H
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    August 27, 2002            2002-I
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    September 26, 2002         2002-J
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    September 27, 2002         2002-K
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    August 27, 2002            2002-8
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    September 26, 2002         2002-9
Inc., Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage Securities,    October 24, 2002, as       2002-10
Inc., Bank of America, N.A. and The     amended by Amendment
Bank of New York                        No. 1, dated January 30,
                                        2004